Form 10-K
period 2002-03-31
NISSAN AUTO RECEIVABLES 2002-A OWNER TRUST
filed 2002-06-28
CIK 1164880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)
For the period January 17, 2002 (commencement of operations) through March 31, 2002
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to _________________________

Commission file number 333-51224-01

Nissan Auto Receivables Corporation II
on behalf of Nissan Auto Receivables 2002-A Owner Trust
(Exact name of registrant as specified in its charter)
DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California 90502
(Address of principal executive offices)

(310) 719-8583
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

$ 0

This Annual Report on Form 10-K is being filed by Nissan Auto Receivables Corporation II ("NARC II"), on behalf of the Nissan Auto Receivables 2002-A Owner Trust (the "Trust"), a Delaware business trust formed pursuant to a trust agreement, dated as of October 17, 2001, between NARC II, as Seller (the "Seller"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). Reference is further made to the Indenture, dated as of January 17, 2002, among the Trust, as issuer, and Wells Fargo Bank Minnesota, National Association, as indenture trustee (the "Indenture Trustee", together with the Owner Trustee, the "Trustees"), providing for the issuance by the Trust of notes entitled "Nissan Auto Receivables 2002-A Owner Trust 1.84375% Asset Backed Notes, Class A-1" (the "Class A-1 Notes"), "Nissan Auto Receivables 2002-A Owner Trust 2.67000% Asset Backed Notes, Class A-2" (the "Class A-2 Notes"), "Nissan Auto Receivables 2002-A Owner Trust 3.58000% Asset Backed Notes, Class A-3" (the "Class A-3 Notes") and "Nissan Auto Receivables 2002-A Owner Trust 4.28000% Asset Backed Notes, Class A-4" (the "Class A-4 Notes", together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the "No-Action Letter"), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Notes.
PART I
Item 2.		PROPERTIES.
The following table sets forth the aggregate information of the Trust for the period from January 17, 2002 through March 31, 2002 (Dollars in thousands):
Distributions Allocable to Principal		$118,082
Distributions Allocable to Income		$10,043
Amounts Received from the Yield Supplement Account Distributed as Income		$60
Servicing Fees Paid to Servicer (NMAC)		$3,512
Class A-1 Notes Percentage of Servicing Fees		21.25%
Class A-2 Notes Percentage of Servicing Fees		26.20%
Class A-3 Notes Percentage of Servicing Fees		28.69%
Class A-4 Notes Percentage of Servicing Fees		18.21%
Certificates Percentage of Servicing Fees		5.65%
Additional Servicing Compensation Paid to Servicer (NMAC)		$0.00
Net Losses		$858
Principal Recoveries of Defaulted Receivables		$145
Average Rate and Percentages for the period from January 17, 2002 through March 31, 2002:
Average Net Loss Ratio (including repossessions)		0.06%

		Number of Delinquency Ratios	Dollar Amount Contracts
31-60 Days Delinquent		0.24%	0.25%
61-90 Days Delinquent		0.02%	0.02%
91 Days or More Delinquent		0.00%	0.00%

Item 3.		LEGAL PROCEEDINGS.
Not applicable
Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable
PART II
Item 5.		MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All Notes issued by the Trust are registered in the name of Cede & Co. Within the meaning of the No-Action Letter, the number of "holders of record" of the Notes as of March 31, 2002, was 99.

There is no established public trading market for the Notes.

Item 8.		FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The audited financial statements of the Trust and the related notes are included herein on pages F-1 to F-11.
Item 9.		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable
PART IV
Item 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)	List of documents filed as part of the Annual Report:
	1.	Index to Financial Statements:	Page Number
		Cover Page	F-1
		Independent Auditors' Report	F-2
		Balance Sheet as of March 31, 2002	F-3
		Statement of Income for the period January 17, 2002 (commencement of operations) through March 31, 2002	F-4
		Statement of Changes in Net Assets Held in Trust for the period January 17, 2002 (commencement of operations) through March 31, 2002	F-5
		Statement of Cash Flows for the period January 17, 2002 (commencement of operations) through March 31, 2002	F-6
		Notes to Financial Statements	F-7
	2.	Financial Statement Schedules:
		Not applicable.
	3.	Exhibits:
		Officer's Certificate, dated as of March 31, 2002
		The Registrant has also included herein the annualized financial information set forth in Item 2.
(b)	Reports on Form 8-K:

The Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to noteholders on February 15, 2002 for the month ended January 31, 2002, on March 19, 2002 for the month ended February 28, 2002 and on April 26, 2002 for the month ended March 31, 2002. Included in each such Form 8-K report, as Exhibit 99.1, was the monthly servicing report for each respective month end as provided by the Servicer to the Trustees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2002

NISSAN AUTO RECEIVABLES CORPORATION II

By: /s/ Joji Tagawa
Name: Joji Tagawa
Title: Treasurer

EXHIBIT INDEX
Exhibit No.	Description	Sequentially Numbered Page
99.1	Officer's Certificate, dated as of March 31, 2002	7

Exhibit 99.1

NISSAN MOTOR ACCEPTANCE CORPORATION

OFFICER'S CERTIFICATE

The undersigned, Joji Tagawa, Treasurer of NISSAN MOTOR ACCEPTANCE CORPORATION, a California corporation (the "Company"), does hereby certify, in his capacity as such corporate officer, as follows:

(1) The undersigned has caused a review of the activities of the Company, in its capacity as Servicer, during the period January 17, 2002 through March 31, 2002, and of its performance pursuant to that certain Sale and Servicing Agreement, dated as of January 17, 2002 (the "Agreement"), by and among the Company, Nissan Auto Receivables Corporation II, as Seller, and Nissan Auto Receivables 2002-A Owner Trust, as Issuer, to be conducted under his supervision; and

(2) To the best of the undersigned's knowledge, based upon such review, the Company has fulfilled all of its obligations under the Agreement for the period January 17, 2002 through March 31, 2002.

This Officer's Certificate is being furnished to Wilmington Trust Company, as Owner Trustee, Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Standard & Poor's Ratings Services and Moody's Investors Service, Inc., as required by Section 4.09(a) of the Agreement.

IN WITNESS WHEREOF, I have set my hand effective as of the 31st day of March, 2002.

/s/ Joji Tagawa
Joji Tagawa
Treasurer

NISSAN AUTO RECEIVABLES
2002-A OWNER TRUST

Financial Statements as of
March 31, 2002, and
for the Period January 17, 2002 (commencement of operations)
through March 31, 2002

INDEPENDENT AUDITORS' REPORT

Nissan Auto Receivables 2002-A Owner Trust:

We have audited the accompanying balance sheet of Nissan Auto Receivables 2002-A Owner Trust (the "Trust") as of March 31, 2002, and the related statements of income, changes in net assets held in trust, and cash flows for the period January 17, 2002 (commencement of operations) through March 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2002, and the results of its operations and its cash flows for the period January 17, 2002 (commencement of operations) through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Deloitte & Touche LLP

Los Angeles, California
May 31, 2002

NISSAN AUTO RECEIVABLES 2002-A OWNER TRUST
BALANCE SHEET
March 31, 2002
(Dollars in Thousands)
ASSETS
Cash and cash equivalents (Note 2)	$ 48,160
Restricted cash (Notes 2 and 4)	19,421
Finance receivables - net of allowance for credit losses (Notes 2, 5, 6 and 7)	1,301,463
Interest receivable	6,557
Other assets (Notes 2 and 4)	2,969
Total assets	$1,378,570

LIABILITIES
Notes payable (Notes 3, 5 and 6)	$1,287,680
Servicing fee payable (Notes 2 and 3)	1,139
Interest payable	1,674
Reimbursement of unpaid advance to Servicer (Notes 2 and 3)	594
Interest advance payable to Seller (Note 5)	4,248
Due to Seller and noteholders (Notes 2 and 4)	22,365
Total liabilities	1,317,700

NET ASSETS HELD IN TRUST
Certificates (Notes 1, 3, 5 and 6)	54,763
Retained earnings	6,107
Total net assets held in trust	60,870

TOTAL LIABILITIES AND NET ASSETS HELD IN TRUST	$1,378,570

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2002-A OWNER TRUST
STATEMENT OF INCOME
Period from January 17, 2002 (commencement of operations) through March 31, 2002
(Dollars in Thousands)
INCOME
Interest from finance receivables (Notes 2 and 5)	$ 17,897
Interest from yield supplement and collection accounts (Note 4)	92
Total income	17,989

EXPENSES
Interest on notes (Note 5)	8,370
Servicing fee (Notes 2 and 5)	3,512
Total expenses	11,882

NET INCOME	$ 6,107

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2002-A OWNER TRUST
STATEMENT OF CHANGES IN NET ASSETS HELD IN TRUST
Period from January 17, 2002 (commencement of operations) through March 31, 2002
(Dollars in Thousands)

	Certificates	Retained Earnings	Total
Issuance of certificates	$ 54,763	$ -	$ 54,763

Net income		6,107	6,107

Net assets held in Trust at March 31, 2002	$ 54,763	$ 6,107	$ 60,870

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2002-A OWNER TRUST
STATEMENT OF CASH FLOWS
Period from January 17, 2002 (commencement of operations) through March 31, 2002
(Dollars in Thousands)
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES
Net income	$6,107
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in servicing fee payable	1,139
Increase in interest advance payable to Seller	4,248
Increase in reimbursement of unpaid advance to servicer	594
Decrease in due to Seller and noteholders	(2,864)
Decrease in other assets	790
Decrease in restricted cash	2,049
Increase in interest receivable	(6,557)
Increase in interest payable	1,674
Net cash provided by operating activities	7,180

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES
Purchase of finance receivables	(1,364,783)
Principal payments received from finance receivables	118,083
Net cash used in investing activities	(1,246,700)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
Principal payments to noteholders	(77,103)
Proceeds from issuance of notes	1,364,783
Net cash provided by financing activities	1,287,680

CASH AND CASH EQUIVALENTS AT MARCH 31, 2002	$ 48,160
Supplemental disclosure of cash flow information -
Cash paid for interest	$ 6,696

Supplemental schedule of non-cash investing and financing activities -
Contribution of finance receivables, restricted cash and other assets by Seller not reflected in cash activities were as follows:
Finance receivables	$ (79,433)
Allowance for credit losses	$ 24,670
Certificates (principal balance of $79,433)	54,763
Restricted cash	(21,470)
Other assets	$ (3,759)
Due to Seller and noteholders	$ 25,229

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2002-A OWNER TRUST
NOTES TO FINANCIAL STATEMENTS
Period from January 17, 2002 (commencement of operations) through March 31, 2002
(Dollars in thousands)

1. GENERAL INFORMATION

The Nissan Auto Receivable 2002-A Owner Trust (the "Trust"), a Delaware business trust, was created pursuant to the Trust Agreement, dated as of October 17, 2001, as amended by the Amended and Restated Trust Agreement, dated as of January 17, 2002, by and between Nissan Auto Receivables Corporation II ("NARC II"), as depositor, and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Trust, NARC II, as seller (the "Seller"), and Nissan Motor Acceptance Corporation ("NMAC" or the "Servicer"), as servicer, entered into a Sale and Servicing Agreement, dated as of January 17, 2002 (the "Sale and Servicing Agreement"), pursuant to which motor vehicle retail installment sales contracts (the "Receivables") and related property were transferred to the Trust.

On January 17, 2002, the Trust, pursuant to the Indenture, dated as of January 17, 2002, between the Trust, as issuer, and Wells Fargo Bank Minnesota, National Association, as indenture trustee, (the "Indenture"), and pursuant to the Sale and Servicing Agreement issued the following note classes: Class A-1, Class A-2, Class A-3 and Class A-4 (collectively, the "Notes"). The Notes with an aggregate principal balance of $1,364,783 were sold to Salomon Smith Barney Inc., ABN AMRO Incorporated, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SG Cowen Securities Corporation and The Williams Capital Group L.P., as underwriters (the "Underwriters"), pursuant to an Underwriting Agreement, dated January 10, 2002 (the "Underwriting Agreement"), by and among NARC II, NMAC and Salomon Smith Barney Inc., on behalf of itself and as representative of the Underwriters. The Notes were registered pursuant to the Securities Act of 1933, as amended, under a Registration Statement on Form S-3. The Trust also issued Certificates with an aggregate principal balance of $79,433 that were retained by NARC II. The Certificates represent fractional undivided interests in the Trust. The Trust will not make any distributions on the Certificates until all current interest and principal of the Notes have been paid in full (see notes 3, 5 and 6).

The parent of the Seller, NMAC, services the Receivables pursuant to the Sale and Servicing Agreement and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, NMAC retains physical possession of the documents relating to the Receivables as custodian for the Trust. NMAC, as the Servicer, or any successor of the Servicer may purchase the Receivables when the Pool Balance has declined to 10% or less of the Original Pool Balance. The Trust has no employees.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The financial statements have been prepared on an accrual basis of accounting. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Trust considers investments purchased with a maturity of three months or less to be cash equivalents. The cash and cash equivalents in the collection account represent payments received by the Servicer during March 2002.

Restricted cash - Restricted cash consists of amounts that are held for the benefit of Class A noteholders by the Trust to adjust the yield of the Receivables to the Trust (see note 4).

Finance receivables - Interest income on the receivables is calculated using the simple interest method and is recorded as earned. The finance receivables had a weighted-average coupon rate of 6.02% and a weighted-average maturity of 49 months at March 31, 2002. An allowance for credit losses on finance receivables is established based primarily on historical losses experience and is maintained in an amount considered by management to be appropriate in relation to the amount of the receivables outstanding. Recoveries are credited to the allowance for credit losses. The portion of the receivable considered to be uncollectible is charged to the allowance when the uncollectible amount has been determined.

Other assets - Other assets consist of the present value of all monthly base rent payments from certain vehicle lease contracts that were pledged by NARC II (see note 4).

Servicing fee - The servicing fee is calculated as one-twelfth of 1% of the aggregate principal balance of the Receivables as of the close of business on the last day of the immediately preceding calendar month and is recorded on a monthly basis. The amount of servicing fee for the period ended March 31, 2002 amounted to $3,512, of which $1,139 is included in servicing fee payable at March 31, 2002.

Advance - The Servicer is required to advance payment amounts that are delinquent but deemed collectible.

Due to Seller and noteholders - The balance due to Seller and noteholders consists of amount due to noteholders and the Seller resulting from the initial contribution of the yield supplement account and other assets by the Seller (see Note 4).

Fair value of financial instruments - Cash and cash equivalents, restricted cash, interest receivable, other assets, and all payables approximate fair value due to the short-term maturities of these instruments. The fair value of the finance receivables was $1,298,060 and was estimated by discounting the future cash flows using current market discount rates, historical prepayment and credit loss history. The combined fair value of the notes payable was $1,277,716, and was determined from third party quotes.

3. PRIORITIES OF DISTRIBUTIONS

The total collections received by the Trust are distributed in the following priority:

Reimbursement of unpaid advance
Servicing fee to Seller
Class A-1, Class A-2, Class A-3 and Class A-4 interest on a pro rata basis
Class A-1 principal (all principal until paid in full, then Class A-2)
Class A-2 principal (all principal until paid in full, then Class A-3)
Class A-3 principal (all principal until paid in full, then Class A-4)
Class A-4 principal (all principal until paid in full, then Certificate Class)
Reserve account (until the amount on deposit in the reserve account equals a specified reserve account balance as set forth in the Sale and Servicing Agreement)
Certificate Class principal
Excess amounts to Seller

If losses are greater than the excess amounts to Seller, the principal shortfall is carried over to future periods and is reduced by excess collections from future periods, if any.

  RESTRICTED CASH AND OTHER ASSETS

  The Sale and Servicing Agreement requires the Owner Trustee to set up a Yield Supplement Account ("YSA"), which is a separate trust account for the benefit of all Class A noteholders. This account is used to adjust the yield to the Trust for all Receivables purchased by the Trust with a yield less than the interest rate on the Class A-4 Note of 4.2800%, plus the 1% servicing rate (the "Required Rate"). Amounts in the YSA, which are released to the Trust on a monthly basis, are calculated as one-twelfth times the difference between the yield of the Receivables and the Required Rate.

  On the closing date, the Seller made a contribution to the Trust by depositing $21,470 in cash into the YSA. This contribution was the amount that was estimated to be required to be withdrawn from the YSA on subsequent distribution dates in accordance with the provisions of the preceding paragraph. The amount in the YSA at March 31, 2002 was $19,397, and is included in "Restricted cash" in the accompanying balance sheet. The total amount of interest earned on the YSA amounted to $60 for the period ended March 31, 2002.

  In addition, the Seller assigned all monthly base payments from a number of vehicle lease contracts to the Trust, and such rental payments have been deposited into the YSA on each distribution date. The total of such deposits was $790 for the period ended March 31, 2002. The remaining value of the rental payments from these assigned vehicle lease contracts at March 31, 2002 was $2,969 and is included in "Other assets" in the accompanying balance sheet.

  NOTES PAYABLE

Principal (including prepayments) is passed through on each distribution date, commencing on February 15, 2002. Principal consists of payments on the Receivables that are allocable to the repayment of the amount financed. Interest is passed through to noteholders on each distribution date, as defined in the prospectus supplement, commencing on February 15, 2002, at a rate of 1.84375% per annum for the Class A-1 Notes, at a rate of 2.67000% for the Class A-2 Notes, at a rate of 3.58000% per annum for the Class A-3 Notes and at a rate of 4.28000% per annum for the Class A-4 Notes. Excess amounts, if any, which are the difference between the yield of the finance receivables and the sum of the servicing fee, note rates, principal payments, and losses, are distributed to the Seller in accordance with the terms of the Sale and Servicing Agreement.

The "as-of" date of the finance receivables was December 31, 2001. Principal payments passed through on February 15, 2002 included principal payments for the period January 1, 2002 to January 31, 2002. Interest collected for the period prior to January 1, 2002 was distributed to the Seller.

Payments to the Servicer, Class A noteholders and the Seller for the period from February 15, 2002 through April 15, 2002 are summarized as follows (dollars in thousands):
	Servicing fee	Interest at pass-through rate	Principal payments received	Excess amounts allocated to reimburse principal losses	Excess amounts distributed
Servicer
Distributed	$ 2,373
Distribution to be paid	1,139

Class A-1 noteholders
Distributed		$ 927	$ 76,666	$ 437
Distribution to be paid		414	41,416	421

Class A-2 noteholders
Distributed		1,610
Distribution to be paid		819

Class A-3 noteholders
Distributed		2,365
Distribution to be paid		1,202

Class A-4 noteholders
Distributed		1,794
Distribution to be paid Seller		912
Amounts distributed to Seller					$ 2,864
Interest advance amounts reimbursed to Seller					5,166
Amounts to be paid to Seller					3,005
Total amounts distributed and to be paid	$ 3,512	$ 10,043	$118,082	$ 858	$ 11,035

Notes payable consist of the following as of March 31, 2002:
Class A-1 notes bearing interest at 1.8437% due February 10, 2003	$ 260,897
Class A-2 notes bearing interest at 2.6700% due July 15, 2004	368,000
Class A-3 notes bearing interest at 3.5800% due September 15, 2005	403,000
Class A-4 notes bearing interest at 4.2800% due October 16, 2006	255,783
Total notes payable	$1,287,680

As of March 31, 2002, scheduled maturities of notes payable in fiscal years ending March 31 are as follows: $260,897 (2003), $0 (2004), $368,000 (2005), $403,000 (2006), and $255,783 (2007).

6. CREDIT ENHANCEMENT

To protect all Class A noteholders, the Sale and Servicing Agreement requires the Seller to set up a reserve account, which is a separate account for the benefit of the Class A noteholders. The initial deposit required and made by the Seller amounted to $10,832. Additionally, if certain loss and/or delinquency ratios rise above set limits, the amount required to be deposited in the reserve account will be increased to a level specified in the Sale and Servicing Agreement. The required amount and the reserve amount at March 31, 2002 was $10,832. Such reserve account is held by the Seller as a restricted cash balance.

The Seller will receive no distributions in the event the loss and/or delinquency ratios are above the previously established limits for three consecutive months and the amount held in the reserve account is below the level specified in the prospectus supplement. At March 31, 2002, such loss and delinquency ratios were below such limits.

7. ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the allowance for credit losses on the finance receivables for the period ended March 31, 2002:
Beginning Balance	$ 24,670
Less: Write-offs	(1,003)
Add: Recoveries	145
Ending Balance	23,812

8. FEDERAL INCOME TAXES

The Trust is classified as an owner trust, and therefore is not taxable as a corporation for federal income tax purposes. Each noteholder is treated as the holder of a pro rata portion of the indebtedness of the Trust. The certificateholder is treated as the holder of an undivided ownership interest in the Trust.

************